Form 10-Q
period 2019-03-31
Fast Lane Holdings, Inc.
filed 2019-05-10
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-56019

Fast Lane HOLDINGS, INC.

------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

DELAWARE	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, #123

Cranston, Rhode Island 02910

-----------------------------------------------------------

(Mailing Address)

(401)-714-5337

---------------------------------------------

(Registrant’s telephone number, including area code)

N/A

----------------------------------------------------------------------------------------------------

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

72,948,316 shares of common stock, $0.001 par value, outstanding as of May 10, 2019.

5,000 shares of preferred stock, $0.001 par value, outstanding as of May 10, 2019.

Fast Lane HOLDINGS, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I Financial Information

Item 1 Financial Statements

Fast Lane Holdings, Inc.

Balance Sheet

	As of March 31, 2019 (Unaudited)	As of December 31, 2018

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$300	$5,550
Total current liabilities	300	5,550
TOTAL LIABILITIES	$300	$5,550

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of March 31, 2019 and December 31, 2018)	5	5
Common stock ($.001 par value, 500,000,000 shares authorized, 72,948,316 issued and outstanding as of March 31, 2019 and December 31, 2018)	72,948	72,948

Additional paid in capital	(66,401)	(72,648)

Accumulated deficit	(6,852)	(5,855)
Total Stockholders' deficit	(300)	(5,550)
TOTAL LIABILITIES &STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

4

Fast Lane Holdings, Inc. Statement of Operations (Unaudited)
For Three Months Ended March 31, 2019

Operating expenses

General and administrative expenses	$997
Total operating expenses	997

Net loss	$(997)

Basic and Diluted net loss per common share	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	72,948,316

The accompanying notes are an integral part of these unaudited financial statements.

Fast Lane Holdings, Inc. Statement of Changes in Stockholders' Deficit For the period from December 6, 2018 (date of inception) to March 31, 2019 (Unaudited)

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Date of Inception, December 6, 2018	-	$-	$-	$-	$-	$-	$-

Shares issued in Reorganization	5,000	5	72,948,316	72,948	(72,953)	-	-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	305	-	305
Net loss	-	-	-	-		(5,855)	(5,855)
Balances, December 31, 2018	5,000	$5	72,948,316	$72,948	$(72,648)	$(5,855)	$(5,550)

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	6,247	-	6,247
Net loss	-	-	-	-	-	(997)	(997)
Balances, March 31, 2019	5,000	$5	72,948,316	$72,948	$(66,401)	$(6,852)	$(300)

The accompanying notes are an integral part of these unaudited financial statements.

Fast Lane Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(997)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	6,247
Changes in current assets and liabilities:
Accrued expenses	(5,250)
Net cash used in operating activities	-

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

Fast Lane Holdings, Inc.

Notes to Unaudited Financial Statements

Note 1 – Organization and Description of Business

Fast Lane Holdings, Inc. (we, us, our, or the "Company") was incorporated on December 6, 2018 in the State of Delaware. The Company was created for the sole purpose of participating in a Delaware holding company reorganization with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holding, Inc. and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc. pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”).

On December 6, 2018, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of Fast Lane Holdings, Inc., Giant Motorsports Delaware, Inc. and Giant Motorsports Merger Sub, Inc.

On December 28, 2018, Giant Motorsports, Inc. (“GMOS Nevada”), a Nevada corporation merged with and into GMOS Delaware, a wholly owned subsidiary of GMOS Nevada with GMOS Delaware as the surviving corporation. The sole purpose to merge GMOS Nevada with and into GMOS Delaware was to re-domesticate GMOS Nevada from Nevada to Delaware.

On December 28, 2018, Giant Motorsports Delaware, Inc. completed a holding company reorganization pursuant to Section 251(g) of the DGCL by merging with and into its indirect wholly owned subsidiary known as Giant Motorsports Merger Sub, Inc. with Giant Motorsports Delaware, Inc. as the surviving corporation and becoming a wholly owned subsidiary of Fast Lane Holdings, Inc. Fast Lane Holdings, Inc. as successor issuer to Giant

Motorsports, Inc. continued to trade in the OTC MarketPlace under the previous ticker symbol “GMOS” until the new ticker symbol “FLHI” for the Company was released into the OTC MarketPlace on January 10, 2019. Concurrently, the Company cancelled all of its stock held in GMOS Delaware.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2018, the Company had not yet commenced any operations.

 The Company has elected December 31st as its year end.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2019 and December 31, 2018 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2019 and December 31, 2018.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of March 31, 2019 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of March 31, 2019.

The Company’s stock based compensation for the periods ended March 31, 2019 and December 31, 2018 was $0 for both periods.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2018-01, ASU2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply.

We have no assets and or leases and do not believe we will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2019, the Company has incurred a net loss of approximately $6,852 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,439 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance. Given our inception on December 6, 2018, and our fiscal year end of December 31, 2018, we have completed only one taxable fiscal year.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2019.

Note 6 – Accrued Expenses

Accrued expenses totaled $300 as of March 31, 2019 and $5,550 as of December 31, 2018 and consisted primarily of professional fees for both periods.

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000,000 shares of Series “A” convertible Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018.

On June 29, 2018, the Company issued 2,550 shares of Series “A” convertible Preferred Stock to Giant Consulting Services, LLC (“GCS”), a Wyoming Limited Liability Company, for helping the Company locate an acquisition or merger candidate. Jeffrey DeNunzio is the controlling member and Paul Moody, our sole director, is the Manager of GCS. The preferred stock is convertible into one share of common stock. The preferred stock has no voting rights in the Company other than the right to vote upon a change to its class rights, privileges or designations by the majority vote of the Series “A” convertible preferred class shareholders. The Board of Directors may, in the future, issue additional classes of preferred stock which shall have attributes and rights as determined by the Board of Directors at that time.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 72,948,316 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018.

On June 29, 2018, 60,000,000 common shares were issued by GMOS Nevada to GCS for development of the Company’s business plan.

On December 28, 2018, each share of capital stock of GMOS Delaware issued and outstanding immediately prior to the holding company reorganization was automatically converted into one fully paid and non-assessable share of capital stock of the Company.

The outstanding common shares were originally issued by GMOS Nevada prior to reorganization and are now listed as converted shares for the Company.

Additional Paid-In Capital

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $305 as of December 31, 2018. During the three months ended March 31, 2019, Mr. Moody paid expenses on behalf of the company totaling $6,247. The $6,552 in total payments are considered a contribution to the company with no expectation of repayment and is posted as additional paid-in capital.

Note 8 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 – Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the quarter ended March 31, 2019 and has found that there was nothing material to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Financial Statements and notes thereto and our Registration Statement on Form 10-12G, which contains audited Financial Statements and notes thereto for the period ended December 31, 2018. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Corporate History

Fast Lane Holdings, Inc. (we, us, our, or the "Company") was incorporated on December 6, 2018 in the State of Delaware. The Company was created for the sole purpose of participating in a Delaware holding company reorganization pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”) with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holdings, Inc.; and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc. .

On December 6, 2018, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of Fast Lane Holdings, Inc., Giant Motorsports Delaware, Inc. and Giant Motorsports Merger Sub, Inc.

On December 28, 2018, Giant Motorsports, Inc. (“GMOS Nevada”), a Nevada corporation merged with and into GMOS Delaware, a wholly owned subsidiary of GMOS Nevada with GMOS Delaware as the surviving corporation. The sole purpose to merge GMOS Nevada with and into GMOS Delaware was to re-domesticate GMOS Nevada from Nevada to Delaware.

On December 28, 2018, Giant Motorsports Delaware, Inc. completed the holding company reorganization by merging with and into its indirect wholly owned subsidiary known as Giant Motorsports Merger Sub, Inc. with Giant Motorsports Delaware, Inc. as the surviving corporation and becoming a wholly owned subsidiary of Fast Lane Holdings, Inc. Fast Lane Holdings, Inc. as successor issuer to Giant Motorsports, Inc. continued to trade in the OTC MarketPlace under the previous ticker symbol “GMOS” until the new ticker symbol “FLHI” for the Company was released into the OTC MarketPlace on January 10, 2019. The Company was given a new CUSIP Number by CUSIP Global Services for its common stock of 31189D109. Concurrently, the Company cancelled all of its stock held in GMOS Delaware resulting in GMOS Delaware becoming a stand-alone company.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2018, the Company had not yet commenced any operations.

Business Overview

The Company, based on current and proposed business activities, is considered a “blank check” company. The SEC defines a “blank check” company as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51)-1 of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person.” Pursuant to Rule 12b-2 promulgated under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. In addition, many states have enacted statutes, rules, and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

In addition, the Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), that eases restrictions on the sale of securities, and increases the number of stockholders a company must have before becoming subject to the SEC’s reporting and disclosure rules. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2018 and March 31, 2019, the Company had not yet commenced any substantive operations.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations and opportunities for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management, or other investors. At this time, we are entirely reliant upon cash contributions made by our officers and directors to pay for any and all expenses.

We have negative working capital, a stockholder deficit, and have no source of revenues. These conditions raise substantial doubt about our ability to continue as a going concern. For the foreseeable future, we will be devoting our efforts to exploring and evaluating business opportunities, which may include merger or acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company or otherwise commence business operations, and ultimately, achieve profitable operations.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of March 31, 2019, the Company had no assets. The Company’s current liabilities as March 31, 2019 totaled $250, which consisted of accrued expenses.

The Company had no cash flows from operating activities for the three months ended March 31, 2019. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any substantive operations since inception. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

For the three months ended March 31, 2019, the Company had a net loss of $922, which consisted of general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Emerging Growth Company

As an EGC under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Paul Moody is our sole officer and director.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Paul Moody, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, Paul Moody, concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2019.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Chances in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on April 24, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on April 24, 2019, and is incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fast Lane HOLDINGS, INC.

Date: May 10, 2019	By:	/s/ Paul Moody
Paul Moody
Chief Executive Officer, and Chief Financial Officer

