Form 10-Q
period 2019-09-30
Fast Lane Holdings, Inc.
filed 2019-11-06
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-56019

Fast Lane HOLDINGS, INC.

------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

DELAWARE	83-3740469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Douglas Avenue

Dunedin, Florida 34698

-----------------------------------------------------------

(Mailing Address)

(727)-424-3277

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

72,948,316 shares of common stock, $0.001 par value, outstanding as of November 6, 2019.

5,000 shares of preferred stock, $0.001 par value, outstanding as of November 6, 2019.

Fast Lane HOLDINGS, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I Financial Information

Item 1 Financial Statements

Fast Lane Holdings, Inc.

Balance Sheet

	As of September 30, 2019 (Unaudited)	As of December 31, 2018

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$1,750	$5,550
Total current liabilities	1,750	5,550
TOTAL LIABILITIES	$1,750	$5,550

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of September 30, 2019 and December 31, 2018)	5	5
Common stock ($.001 par value, 500,000,000 shares authorized, 72,948,316 issued and outstanding as of September 30, 2019 and December 31, 2018)	72,948	72,948

Additional paid in capital	(62,726)	(72,648)

Accumulated deficit	(11,977)	(5,855)
Total Stockholders' deficit	(1,750)	(5,550)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Fast Lane Holdings, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019

Operating expenses

General and administrative expenses	$1,825	$6,122
Total operating expenses	1,825	6,122

Net loss	$(1,825)	$(6,122)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	72,948,316	72,948,316

The accompanying notes are an integral part of these unaudited financial statements.

Fast Lane Holdings, Inc. Statement of Changes in Stockholders' Deficit For the period from December 6, 2018 (date of inception) to September 30, 2019 (Unaudited)

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Date of Inception, December 6, 2018	-	$-	$-	$-	$-	$-	$-

Shares issued in Reorganization	5,000	5	72,948,316	72,948	(72,953)	-	-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	305	-	305
Net loss	-	-	-	-		(5,855)	(5,855)
Balances, December 31, 2018	5,000	$5	72,948,316	$72,948	$(72,648)	$(5,855)	$(5,550)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	6,247	-	6,247
Net loss	-	-	-	-	-	(997)	(997)
Balances, March 31, 2019	5,000	$5	72,948,316	$72,948	$(66,401)	$(6,852)	$(300)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,850	-	1,850
Net loss	-	-	-	-	-	(3,000)	(3,000)
Balances, June 30, 2019	5,000	$5	72,948,316	$72,948	$(64,551)	$(10,152)	$(1,750)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,825	-	1,825
Net loss	-	-	-	-	-	(1,825)	(1,825)
Balances, September 30, 2019	5,000	$5	72,948,316	$72,948	$(62,726)	$(11,977)	$(1,750)

The accompanying notes are an integral part of these unaudited financial statements.

Fast Lane Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,122)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued expenses	(3,800)
Net cash used in operating activities	(9,922)
CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$9,922
Net cash provided by financing activities	9,922
Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

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

Fast Lane Holdings, Inc., as successor issuer to Giant Motorsports, Inc., continued to trade in the OTC MarketPlace under the previous ticker symbol “GMOS” until the new ticker symbol “FLHI” for the Company was released into the OTC MarketPlace on January 10, 2019. Concurrently, the Company cancelled all of its stock held in GMOS Delaware.

On October 21, 2019, Giant Consulting Services, LLC, the largest controlling shareholder of Fast Lane Holdings, Inc., consummated a sale of 60,000,000 shares of our restricted common stock and 2,550 shares of preferred stock to Lykato Group, LLC, an accredited investor. Following the closing of the share purchase transaction, Lykato Group, LLC owns approximately 82.25% interest in the issued and outstanding shares of our common stock. Lykato Group, LLC is now the largest controlling shareholder of Fast Lane Holdings, Inc.

On October 21, 2019, Mr. Paul Moody resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of September 30, 2019, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2019 and December 31, 2018 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2019 and December 31, 2018.

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

The Company does not have any potentially dilutive instruments as of September 30, 2019 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of September 30, 2019.

The Company’s stock-based compensation for the periods ended September 30, 2019 and December 31, 2018 was $0 for both periods.

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

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2019, the Company has incurred a net loss of approximately $11,977 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $2,515 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 6, 2018, and our fiscal year end of December 31, 2018, we have completed only one taxable fiscal year.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2019.

Note 6 – Accrued Expenses

Accrued expenses totaled $1,750 as of September 30, 2019 and $5,550 as of December 31, 2018 and consisted primarily of professional fees for both periods.

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000 shares of Series “A” convertible Preferred Stock issued and outstanding as of September 30, 2019 and December 31, 2018.

On June 29, 2018, the Company issued 2,550 shares of Series “A” convertible Preferred Stock to Giant Consulting Services, LLC (“GCS”), a Wyoming Limited Liability Company, for helping the Company locate an acquisition or merger candidate. Jeffrey DeNunzio is the controlling member and Paul Moody, our former sole director, is the Manager of GCS. The preferred stock is convertible into one share of common stock. The preferred stock has no voting rights in the Company other than the right to vote upon a change to its class rights, privileges or designations by the majority vote of the Series “A” convertible preferred class shareholders. The Board of Directors may, in the future, issue additional classes of preferred stock which shall have attributes and rights as determined by the Board of Directors at that time.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 72,948,316 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018.

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

Additional Paid-In Capital

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $305 as of December 31, 2018. During the nine months ended September 30, 2019, Mr. Moody paid expenses on behalf of the company totaling $9,922. The $10,227 in total payments are considered a contribution to the company with no expectation of repayment and is posted as additional paid-in capital.

Note 8 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 – Subsequent Events

On October 21, 2019, Giant Consulting Services, LLC, the largest controlling shareholder of Fast Lane Holdings, Inc., consummated a sale of 60,000,000 shares of our restricted common stock and 2,550 shares of preferred stock to Lykato Group, LLC, an accredited investor. Following the closing of the share purchase transaction, Lykato Group, LLC owns approximately 82.25% interest in the issued and outstanding shares of our common stock. Lykato Group, LLC is now the largest controlling shareholder of Fast Lane Holdings, Inc.

On October 21, 2019, Mr. Paul Moody resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of September 30, 2019, the Company had not yet commenced any operations.

On October 21, 2019, Giant Consulting Services, LLC, the largest controlling shareholder of Fast Lane Holdings, Inc., consummated a sale of 60,000,000 shares of our restricted common stock and 2,550 shares of preferred stock to Lykato Group, LLC, an accredited investor. Following the closing of the share purchase transaction, Lykato Group, LLC owns approximately 82.25% interest in the issued and outstanding shares of our common stock. Lykato Group, LLC is now the largest controlling shareholder of Fast Lane Holdings, Inc.

On October 21, 2019, Mr. Paul Moody resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of September 30, 2019, the Company had not yet commenced any substantive operations.

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

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of September 30, 2019, the Company had no assets. The Company’s current liabilities as September 30, 2019 totaled $1,750, which consisted of accrued expenses.

The Company had no cash flows from operating activities for the nine months ended September 30, 2019. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any substantive operations since inception. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

For the three and nine months ended September 30, 2019, the Company had a net loss of $1,825 and $6,122 respectively, which consisted of general and administrative expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

James Xilas is our sole officer and director.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, James Xilas, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, James Xilas, concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Chances in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fast Lane HOLDINGS, INC.

Date: November 6, 2019	By:	/s/ James Xilas
James Xilas
Chief Executive Officer, and Chief Financial Officer

