Form 10-K
period 2019-12-31
Blubuzzard, Inc.
filed 2020-07-13
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56019

Blubuzzard, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3740469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Douglas Avenue Dunedin, Florida	34698
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities to be registered under Section 12(g) of the Exchange Act:

Common stock, par value of $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $150,200 based on the closing price per share ($0.0116), of the registrant’s common stock as quoted on the OTC Markets Group Inc’s Pink® Open Market.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

729,483,160 shares of common stock, $0.001 par value, issued and outstanding as of July 13, 2020

5,000 shares of preferred stock, $0.001 par value, issued and outstanding as of July 13, 2020.

Blubuzzard, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended December 31, 2019 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” “the Registrant,” the “Company,” and “Blubuzzard” are synonymous with Blubuzzard, Inc., unless otherwise indicated.

PART I

Item 1. Business.

Corporate History

Blubuzzard, Inc., formerly known as “Fast Lane Holdings, Inc.” was incorporated on December 6, 2018 in the State of Delaware. The Company was created for the sole purpose of participating in a Delaware holding company reorganization pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”) with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holdings, Inc., and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc.

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

On December 28, 2018, Giant Motorsports Delaware, Inc. completed the holding company reorganization by merging with and into its indirect wholly owned subsidiary known as Giant Motorsports Merger Sub, Inc. with Giant Motorsports Delaware, Inc. as the surviving corporation and becoming a wholly owned subsidiary of Fast Lane Holdings, Inc. Fast Lane Holdings, Inc., as successor issuer to Giant Motorsports, Inc., continued to trade in the OTC MarketPlace under the previous ticker symbol “GMOS” until the new ticker symbol for the Company “FLHI” was released into the OTC MarketPlace on January 10, 2019. The Company was given a new CUSIP Number by CUSIP Global Services for its common stock of 31189D109. Concurrently, the Company cancelled all of its stock held in GMOS Delaware resulting in GMOS Delaware becoming a stand-alone company.

On October 21, 2019, Giant Consulting Services, LLC, the largest controlling shareholder of Fast Lane Holdings, Inc., consummated a sale of 60,000,000 shares of our restricted common stock and 2,550 shares of preferred stock to Lykato Group, LLC, an accredited investor. Following the closing of the share purchase transaction, Lykato Group, LLC gained ownership of approximately 82.25% interest in the issued and outstanding shares of our common stock. Lykato Group, LLC, which is owned and controlled by James Xilas, is currently our largest controlling shareholder.

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

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On December 11, 2019, James Xilas being the sole board director and majority shareholder by and through his beneficial interest in Lykato Group, LLC, a Florida limited liability company did hereby take, ratify, affirm, and approve a 10:1 forward stock split affecting both authorized and outstanding common shares, change of our corporate name from “Fast Lane Holdings, Inc.” to “Blubuzzard, Inc.” and a ticker symbol change from “FLHI” to “BZRD”. The foregoing changes were effective on December 27, 2019 upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

The Company’s bylaws were amended to reflect the name change with no other changes made. The Company’s CUSIP number changed from 31189D109 to 095228102 as a result of the aforementioned actions. The market effective date for the symbol change is and was February 7, 2020. Pre-Split total common shares outstanding is and was 72,948,316. Post-Split total common shares outstanding is and remains 729,483,160.

Business Summary

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2019, the Company had not yet commenced any operations.

Since inception, we have been engaged in limited organizational efforts; however, we intend to commence business operations in the near term. Currently, we are exploring and evaluating various business opportunities, which may include entering into distribution or other contractual arrangements, or acquiring the assets of an existing company. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. As of the date of this Report, the Company has not entered into any definitive agreements with any party; however, we have engaged in discussions with various parties regarding potential business opportunities. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business or commencement of business operations, rather than immediate, short-term earnings.

In the event that management is unable to otherwise commence business operations, and determines that it is necessary to engage in one or more business combinations, we may consider a business that has recently commenced operations, including an entity without an established record of sales or earnings, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with us could provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize our stock to make acquisitions. However, there is no assurance that we will have greater access to capital due to our public company status and, therefore, a business combination with an operating company in need of additional capital may expose us to additional risks and challenges, including risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may commence business operations or combine with an entity in an industry characterized by a high level of risk and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control that may occur in a public offering. We do not anticipate paying a finder’s fee, either in cash or through the issuance of securities, for the consummation of any business acquisition.

We intend to search for business opportunities by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, financial advisors and similar persons, accounting firms, and attorneys notwithstanding us contacting any business directly. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. However, there is no assurance that we will identify any viable business opportunities.

The risks we may face if we are unable to commence business operations, if such business operations are unsuccessful, if we are unable to acquire or merger with another entity, or if such acquisition or merger is unsuccessful, include, but are not limited to, difficulty in achieving future financing, continuing operations, bankruptcy, litigation, and increasing business operations on a limited or no budget.

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

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports (legal, accounting, and auditing fees) in the amount of approximately $25,000, or more. We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. James Xilas, our sole officer and director, or other stockholders or investors; however, to date, we have had no discussions with these parties regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If our sole officer and director does not, or other stockholders or investors do not, loan or invest sufficient funds, then we will not be able to meet our reporting obligations.

If we pursue any mergers or acquisitions, we anticipate incurring expenses of approximately between $10,000 and $20,000, or more, to pay for legal fees and audit fees. If we enter into a business combination with a target entity, we will attempt to require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement.

Emerging Growth Company

We are an emerging growth company (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act eases restrictions on the sale of securities and increases the number of stockholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC”). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

“Blank Check” and Shell Company

We, based on current and proposed business activities, are a "blank check" company. The SEC defines a "blank check" company as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51)-1 of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person." Pursuant to Rule 12b-2 promulgated under the Exchange Act, we also qualify as a shell company, because we have no or nominal assets (other than cash) and no or nominal operations. In addition, many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

Employees

We presently have no employees apart from our management, which consists of one individual, James Xilas. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified, or we otherwise commence business operations. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination or commencement of business operations.

Item 1A. Risk Factors.

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. We currently utilize the home office space and equipment of our management at no cost.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations. To the best of our knowledge, no adverse legal activity is anticipated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink under the symbol “BZRD” There is currently a limited trading market in the Company’s shares of common stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
September 31, 2019	$0.021	$0.0081
June 30, 2019	$0.022	$0.0081
March, 2019	$0.0364	$0.0063
December 31, 2018 (1)	$0.0088	$0.0061
September 30, 2018 (2)	-	-

(1) From the period December 28, 2018 (the date our common stock first was quoted on the OTC Pink) through December 31, 2018.

(2) From December 6, 2018 (inception) through December 28, 2018, and prior to this period, our common stock was not quoted on the OTC Pink; thus, no price data is available.

On July 10, 2020, the closing bid price of our common stock as reported by the OTC Markets Group Inc. was $0.017 per share.

Holders

As of December 31, 2019 and July 13, 2020 , we had 729,483,160 shares of common stock, $0.001 par value, issued and outstanding and 5,000 shares of Series A preferred stock, $0.001 par value, issued and outstanding.

We also had approximately 32 stockholders of record.

Voting

Each share of common stock has voting rights of one vote per share.

Each share of Convertible Series A preferred stock has no voting rights and may be converted into one share of common stock.

Dividends and Share Repurchases

We have not paid any dividends to our stockholders. There are no restrictions, which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

We do not have any equity compensation plans, either approved or not approved, by our security holders.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On December 28, 2018, Giant Motorsports, Inc. (“GMOS Nevada”), a Nevada corporation completed an Agreement and Plan of Merger (“Re-domestication”) pursuant to Section 252 of the Delaware General Corporation Law, (“DGCL), whereas GMOS Nevada re-domesticated from Nevada to Delaware by merging with and into its wholly owned subsidiary known as Giant Motorsports Delaware Inc. (“GMOS Delaware” aka “Predecessor”), a Delaware corporation created on December 6, 2018 with GMOS Delaware as the surviving corporation. The Certificate of Merger (“Re-domestication”) was filed with Delaware Secretary of State on December 28, 2018, (Re-domestication Effective Time). All of the property rights, privileges,  agreements, powers and franchises, assets, debts, liabilities, duties and obligations of GMOS Nevada and GMOS Delaware became the property, rights, privileges, agreements, powers and franchises, debts, liabilities, duties and obligations of GMOS Delaware, the re-domestication surviving corporation.

On December 28, 2018 after the Re-domestication Effective Time, GMOS Delaware completed an Agreement and Plan of Merger with Fast Lane Holdings, Inc. (“Holding Company Reorganization”) pursuant to Section 251(g) of the Delaware General Corporation Law, (“DGCL), whereas GMOS Delaware merged with and into Merger Sub, its indirect and wholly owned second subsidiary with GMOS Delaware as the surviving corporation. The Agreement and Plan of Merger was filed with Delaware Secretary of State on December 28, 2018. Upon completion of Holding Company Reorganization, Predecessor was removed as a subsidiary of Successor. All of the property rights, privileges,  agreements, powers and franchises, assets, debts, liabilities, duties and obligations of GMOS Delaware and Merger Sub became the property, rights, privileges, agreements, powers and franchises, debts, liabilities, duties and obligations of GMOS Delaware, the surviving corporation. On December 28, 2018 after the completion of the Holding Company Reorganization, we cancelled all of the stock held in GMOS Delaware resulting in GMOS Delaware as a stand alone company. Pursuant to the holding company merger agreement and effects of merger, all of the assets, if any remain with Giant Motorsports Delaware, Inc. after the subsequent restructuring. Paul Moody, the Director of Giant Motorsports, Inc. (Nevada), did not discover any assets of Giant Motorsports, Inc. (Nevada) from the time he was appointed Director until the completion of the Holding Company Reorganization and subsequent separation of Giant Motorsports, Inc. as a stand-alone company.

The Company believes that the Reorganization was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of Section 251(g) of the DGCL did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.”

It is our belief that our 2018 Holding Company Reorganization did not involve a “sale” of our securities. If the Company’s belief is later determined to be incorrect, then the Company and Shareholders could face substantial consequences under section 5 of the 1933 Securities Act. Those consequences may have a substantive impact on our liquidity now or at any future time. Pursuant to the Section 251(g) of the DGCL, the 2018 reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, Section 251(g) of the DGCL did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act. The Company is relying upon the plain meaning of a “sale” within the context of Section 2(3) of the Securities Act and has not received an opinion from counsel to determine that no sale occurred during the 2018 Reorganization. If the Company’s belief is later determined to be incorrect, then the SEC could initiate proceedings against the company and any person that sold securities in violation of Section 5 of the 1933 Securities Act. Section 5 of the Securities Act of 1933 prohibits the sale or delivery of unregistered securities unless a registration statement is in effect as to a security. Section 5 makes it unlawful for any person, directly or indirectly to sell such security through the use of a prospectus or to use any means for the purpose of sale or for delivery of a sale. There is a risk that the United States Securities and Exchange Commission could later determine that the 2018 Reorganization did involve a “sale” of our securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our equity securities during the fourth quarter of fiscal year 2019.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2019 and any other supplementary data in this report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Business Overview

Since inception, we have been engaged in limited organizational efforts. We are currently exploring and evaluating business opportunities, which may include entering into distribution or other contractual arrangements or acquiring the assets of an existing company. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business or commencement of business operations, rather than immediate, short-term earnings.

The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Management envisions that such business opportunities would result in us commencing business operations without having to otherwise consummate a business combination. We have not entered into any definitive agreements with any party; however, we have engaged in discussions with various parties regarding potential business opportunities.

In the event that management is unable to otherwise commence business operations, and determines that it is necessary to engage in one or more business combinations, we may consider a business that has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with us could provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that we will have greater access to capital due to our public company status and, therefore, a business combination with an operating company in need of additional capital may expose us to additional risks and challenges.

In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control that may occur in a public offering. We do not anticipate paying a finder’s fee, either in cash or through the issuance of securities, for the consummation of any business acquisition.

We intend to search for business opportunities by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, financial advisors and similar persons, accounting firms, and attorneys notwithstanding us contacting any business directly. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. However, there is no assurance that we will identify any viable business opportunities.

The risks we may face if we are unable to commence business operations, if such business operations are unsuccessful, if we are unable to acquire or merger with another entity, or if such acquisition or merger is unsuccessful, include, but are not limited to, difficulty in achieving future financing, continuing operations, bankruptcy, litigation, and increasing business operations on a limited or no budget.

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

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports (legal, accounting, and auditing fees) in the amount of approximately $25,000. We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. James Xilas, our sole officer and director. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Xilas does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations.

If we pursue any mergers or acquisitions, we anticipate incurring expenses of approximately between $10,000 and $20,000, or more, to pay for legal fees and audit fees. If we enter into a business combination with a target entity, we will attempt to require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement.

Going Concern

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

Liquidity and Capital Resources

We had no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2019 or December 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of December 31, 2019 and December 31, 2018, the Company had no assets. The Company’s current liabilities as of December 31, 2019 and December 31, 2018 totaled $9,100 and $5,550, respectively, which consisted of accrued expenses.

Cash Flows

The Company had no cash flows from operating activities for the year ended December 31, 2019 and for the period from December 6, 2018 (inception) through December 31, 2018. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon its sole officer and director to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to identify suitable business opportunities. The Company has not generated any revenue from December 6, 2018 (inception), through December 31, 2019. It is unlikely that the Company will have any revenues unless it is able to identify suitable business opportunities and commence operations, of which there can be no assurance. Management believes that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable business opportunities.

For the year ended December 31, 2019, the Company had a net loss of $15,222. For the period from December 6, 2018 (inception) through December 31, 2018, the Company had a net loss of $5,855. In both cases, the net loss consisted of general and administrative expenses.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Blubuzzard, Inc.

FKA Fast lane holdings, inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firms	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F8

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blubuzzard, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blubuzzard, Inc. (formerly Fast Lane Holdings, Inc.) as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

July 13, 2020

- F2 -

Blubuzzard, Inc. FKA

Fast Lane Holdings, Inc.

Balance Sheet

	As of December 31, 2019	As of December 31, 2018

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$8,750	$5,550
Loan from related party	350	-
Total current liabilities	9,100	5,550
TOTAL LIABILITIES	$9,100	$5,550

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of December 31, 2019 and December 31, 2018)	5	5
Common stock ($.001 par value, 5,000,000,000 shares authorized, 729,483,160 and 72,948,316 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	729,483	72,948

Additional paid in capital	(717,511)	(72,648)

Accumulated deficit	(21,077)	(5,855)
Total Stockholders' deficit	(9,100)	(5,550)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Blubuzzard Inc, FKA

Fast Lane Holdings, Inc.

Statements of Operations

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Operating expenses

General and administrative expenses	$15,222	$5,855
Total operating expenses	15,222	5,855

Net loss	$(15,222)	$(5,855)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	81,941,944	11,222,818

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Blubuzzard, Inc. FKA Fast Lane Holdings, Inc.

Statement of Changes in Stockholders' Deficit

For the period from December 6, 2018 (date of inception) to December 31, 2019

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Date of Inception, December 6, 2018	-	$-	$-	$-	$-	$-	$-

Shares issued in Reorganization	5,000	5	72,948,316	72,948	(72,953)	-	-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	305	-	305
Net loss	-	-	-	-	-	(5,855)	(5,855)
Balances, December 31, 2018	5,000	$5	72,948,316	$72,948	$(72,648)	$(5,855)	$(5,550)
Stock split	-	-	656,534,844	656,535	(656,535)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	11,672	-	11,672
Net loss	-	-	-	-	-	(15,222)	(15,222)
Balances, December 31, 2019	5,000	$5	729,483,160	$729,483	$(717,511)	$(21,077)	$(9,100)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Blubuzzard, Inc.

FKA Fast Lane Holdings, Inc.

Statements of Cash Flows

(Unaudited)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,222)	$(5,855)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	3,200	5,550
Net cash used in operating activities	(12,022)	(305)
CASH FLOW FROM FINANCING ACTIVITIES
Expenses contributed to capital	$11,672	$305
Loan from related party	350	-
Net cash provided by financing activities	12,022	305

Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents at beginning of year:	-	-
Cash and cash equivalents at end of year:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

- F6 -

Blubuzzard, Inc.

Formerly known as “Fast Lane Holdings, Inc.”

Notes to the Audited Financial Statements

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

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On December 11, 2019, the Company amended its Articles of Incorporation which to record the following changes:

The name of the corporation is Blubuzzard, Inc.;

The total number of shares of capital stock which the Corporation shall have authority to issue is: five billion twenty million (5,020,000,000). These shares shall be divided into two classes with five billion (5,000,000,000) shares designated as common stock at $.001 par value and twenty million (20,000,000) shares designated as preferred stock at $.001 par value.

On December 27, 2019, our sole director approved a 10:1 forward stock spit on all outstanding shares of common stock. Outstanding common shares before the split were 72,948,316. Outstanding shares after the split are 729,483,160. Par value remains $.001.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2019, the Company had not yet commenced any operations except for contracting design services for its logo.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2019 and December 31, 2018 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2019 and December 31, 2018.

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

The Company does not have any potentially dilutive instruments as of December 31, 2019 and, thus, anti-dilution issues are not applicable.

- F7 -

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2019.

The Company’s stock-based compensation for the periods ended December 31, 2019 and December 31, 2018 was $0 for both periods.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party loans to the Company. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2019, the Company has incurred a net loss of approximately $21,077 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $4,426 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2019.

Note 6 – Accrued Expenses

Accrued expenses totaled $8,750 as of December 31, 2019 and $5,550 as of December 31, 2018 and consisted primarily of professional fees for both periods.

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

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.001. There were 729,483,160 and 72,948,316 shares of common stock issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

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

On December 27, 2019, our sole director approved a 10:1 forward stock spit on all outstanding shares of common stock. Outstanding common shares before the split were 72,948,316. Outstanding shares after the split are 729,483,160. Par value remains $.001.

Additional Paid-In Capital

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $305 as of December 31, 2018. During the year ended December 31, 2019, Mr. Moody paid expenses on behalf of the company totaling $11,672. The $11,977 in total payments are considered a contribution to the company with no expectation of repayment and is posted as additional paid-in capital.

Note 8 – Related-Party Transactions

Loan from related party

During the final quarter of the fiscal year, our sole director paid expenses totaling $350. This loan is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, which at this time consists of solely of our officer and director, James Xilas.

As of December 31, 2019, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Xilas, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Xilas concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of December 31, 2019.

The weaknesses and the related risks are no uncommon in a company of our size because of the limitations in the size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we intend to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Each of our directors holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified, or until his death, resignation, or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

James Xilas	59	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

Business Experience

The following is a brief account of the education and business experience of our executive officers and directors during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

James Xilas, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

Mr. Xilas graduated from West Virginia University in 1989 with a Bachelor of Arts with a concentration in mathematics and sciences. Mr. Xilas was also a member of the Golden Key National Honor Society and a Sphinx Senior Honorary. Beginning in 2002, Mr. Xilas has been an investor in the securities markets, including various micro and small cap companies. From May 2004 to December 2006, Mr. Xilas owned and operated a small boutique broker-dealer in Florida and Pennsylvania, Salix Capital Securities Corp., where he held the Series 4, 7, 24, 27, and 63 securities licenses. Since 2014, James Xilas has been an investor in currencies and cryptocurrencies. In September 2018, Mr. Xilas began an affiliation with Epic Corporation, a Colorado corporation, as an officer and director. During Mr. Xilas’ tenure, the office was moved to Florida where Mr. Xilas was responsible for determining and implementing strategies. In February of 2019, Mr. Xilas resigned his positions from Epic Corporation.

Committees of the Board

We currently do not have nominating, compensation, or audit committees, or committees performing similar functions, nor do we have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have such committees given our current size and the limited scope of our business. Currently, our board of directors is performing the functions of such committees.

In lieu of an Audit Committee, our board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Our board of directors, our Chief Executive Officer, and our Chief Financial Officer review our internal accounting controls, practices, and policies. It should be noted that at this time we have only one officer and director, Mr. James Xilas.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K . We believe that given our current size and the limited scope of our business, retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome. We will consider establishing an Audit Committee, and identifying an individual to serve as an independent director and as the audit committee financial expert when so required.

Involvement in Certain Legal Proceedings

None of our executive officers and directors, of which we have one, have been involved in or a party to any of the following events or actions during the past ten years:

1.	Any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent, or similar officer by a court for the business or property of such person, a partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer either at or within two years prior to the time of such filing;
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association, or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
4.	Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;
5.	Being found by a court of competent jurisdiction (in a civil action) or the SEC to have violated a Federal or State securities law, and the judgment has not been subsequently reversed, suspended, or vacated;
6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;
7.	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of :(i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. We only have one employee, our sole officer and director, James Xilas. In the event we commence operations, or the number of employees, number of officers, and/or number of directors increases in the future, we may take actions to adopt a formal Code of Ethics.

Nomination of Directors

As of July 13, 2020, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the Company with the address appearing on the first page of this Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2019 and the period from December 6, 2018 (inception) to December 31, 2018.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended December 31, 2019; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2019; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended December 31, 2019.

Name and principal position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moody, Former President, CEO, CFO, and Director	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
James Xilas, President, CEO, CFO, Treasurer, and Director (1)	2019	0	0	0	0	0	0	0	0

(1)	Did not serve as an executive officer or director until October 21, 2019.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended December 31, 2019.

Potential Payments Upon Termination or Change-of-Control

None of our named executive officers are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Employment Agreements

We have no employment agreements with any of our named executive officers.

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended December 31, 2019, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 13, 2020, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address	Amount and Nature of Beneficial Ownership (Common Stock) (1)	Percentage of Class (1)

Paul Moody (2) 780 Reservoir Avenue, #123 Cranston, RI 02910	0	0%

James Xilas (3) 1830 Oak Creek Drive, Dunedin, Florida, 34698	600,000,000 (4)	82.25%

Executive Officers and Directors (Including Former) as a Group (3 Persons)	600,000,000	82.25%

Lykato Group, LLC (5) 1830 Oak Creek Drive, Dunedin, Florida, 34698	600,000,000	82.25%
_________________________________________

(1) Applicable percentage of ownership is based on 729,483,160 shares of common stock outstanding as of July 13, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of July 13, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) Paul Moody formerly served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and the sole director of the Company. He is included above as a result of qualifying as one of our named executive officers for the year ended December 31, 2019.

(3) James Xilas serves as Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director of the Company.

(4) Consists of 600,000,000 shares of our common stock held by Lykato Group, LLC, an entity over which Mr. Xilas has complete dispositive and voting authority.

(5) James Xilas is the sole member of Lykato Group, LLC.

We have 5,000 shares of Series A preferred stock, $0.001 par value, issued and outstanding as of July 13, 2020. Of these 5,000 shares of Series A preferred stock 2,550 are owned and controlled by Lykato Group, LLC. Each share of Convertible Series A preferred stock has no voting rights and may be converted into one share of common stock.

Changes in Control

We do not know of any arrangements that may, at a subsequent date, result in a change in control.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

Other than the transactions described below, since December 6, 2018, the date of our incorporation, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	In which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end; and

•	In which any director, executive officer, stockholders who beneficially own more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Office Space and Equipment

We utilize the home office space and equipment of our management at no cost.

Additional information

On June 29, 2018, GMOS Nevada issued 60,000,000 shares of our common stock and 2,550 shares of our preferred shares to Giant Consulting Services, LLC., a Wyoming LLC managed by Paul Moody, our director and our control shareholder Jeffrey DeNunzio for developing the Company’s business plan. The foregoing shares were automatically converted into an equivalent amount of shares in the Company on December 28, 2018 pursuant to DGCL 251(g), the effective date of the holding company reorganization.

The above issuance was pursuant to Rule 4(a)(2) of the Securities Act and did not involve any public solicitation or public offering. No monies were paid for the aforementioned shares.

Fast Lane Holdings, Inc. was created for the sole purpose of participating in a Delaware holding company reorganization pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”) with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holdings, Inc.; and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc.

As of December 6, 2018, Paul Moody was Chief Executive Officer, Chief Financial Officer, and Director of Fast Lane Holdings, Inc., Giant Motorsports Delaware, Inc., Giant Motorsports Merger Sub, Inc., and Giant Motorsports Inc., a Nevada Company.

As of December 6, 2018, Jeffrey DeNunzio, through his controlling interests of Giant Consulting Services, LLC, a Wyoming Company, was the controlling shareholder of Giant Motorsports, Inc., a Nevada Company (“GMOS Nevada”).

On December 28, 2018, Giant Motorsports, Inc. (“GMOS Nevada”), a Nevada corporation merged with and into GMOS Delaware, a wholly owned subsidiary of GMOS Nevada with GMOS Delaware as the surviving corporation. The sole purpose to merge GMOS Nevada with and into GMOS Delaware was to re-domesticate GMOS Nevada from Nevada to Delaware. Prior to the aforementioned merger, GMOS Nevada held 100% of the voting control of GMOS Delaware. Commensurate with the merger the shares of common stock of GMOS Delaware held by GMOS Nevada were cancelled.

Prior to the following transaction below on December 28, 2018, there were 1,000 shares of common stock, representing 100% voting control of Fast Lane Holdings, Inc., held by Giant Motorsports Delaware, Inc.

Prior to the following transaction below on December 28, 2018, there were 1,000 shares of common stock, representing 100% voting control of Giant Motorsports Merger Sub Inc., held by Fast Lane Holdings, Inc.

Prior to the following transaction below on December 28, 2018, Jeffrey DeNunzio through his controlling interests of Giant Consulting Services, LLC, a Wyoming Company, was the controlling shareholder of Giant Motorsports, Inc., a Nevada Company (“GMOS Nevada”).

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

Immediately prior to the Effective Time of the holding company reorganization, every share of Fast Lane Holdings, Inc. issued and outstanding held in the name of Giant Motorsports Delaware, Inc. was cancelled, retired and resumed the status of authorized and unissued shares of Fast Lane Holdings, Inc. common stock. Concurrently with the aforementioned reorganization, the Company cancelled all of its stock held in GMOS Delaware resulting in GMOS Delaware becoming a stand-alone company.

 No consideration or cash was exchanged per any of the above transactions.

On October 21, 2019, Giant Consulting Services, LLC, the largest controlling shareholder of Fast Lane Holdings, Inc., consummated a sale of 60,000,000 shares of our restricted common stock and 2,550 shares of preferred stock to Lykato Group, LLC, an accredited investor. Following the closing of the share purchase transaction, Lykato Group, LLC gained ownership of approximately 82.25% interest in the issued and outstanding shares of our common stock. Lykato Group, LLC, which is owned and controlled by James Xilas, is currently our largest controlling shareholder.

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

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On December 11, 2019, James Xilas being the sole board director and majority shareholder by and through his beneficial interest in Lykato Group, LLC, a Florida limited liability company did hereby take, ratify, affirm, and approve a 10:1 forward stock split affecting both authorized and outstanding common shares, change of our corporate name from “Fast Lane Holdings, Inc.” to “Blubuzzard, Inc.” and a ticker symbol change from “FLHI” to “BZRD”. The foregoing changes were effective on December 27, 2019 upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

The Company’s bylaws were amended to reflect the name change with no other changes made. The Company’s CUSIP number changed from 31189D109 to 095228102 as a result of the aforementioned actions. The market effective date for the symbol change is and was February 7, 2020. Pre-Split total common shares outstanding is and was 72,948,316. Post-Split total common shares outstanding is and remains 729,483,160.

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $305 as of December 31, 2018. During the year ended December 31, 2019, Mr. Moody paid expenses on behalf of the company totaling $11,672. The $11,977 in total payments are considered a contribution to the company with no expectation of repayment and is posted as additional paid-in capital.

During the final quarter of the fiscal year, our sole director paid expenses totaling $350. This loan is noninterest-bearing, unsecured and payable on demand.

Director Independence

We are not listed on any exchange that requires directors to be independent. We have not:

•	Established our own definition for determining whether our directors or nominees for directors are “independent,” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company; nor

•	Established any committees of our board of directors.

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended December 31, 2019, and for the period from December 6, 2018 (inception) to December 31, 2018.

		2019	2018
Audit and review fees	BF Borgers CPA PC	$9,500	$5,500
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$9,500	$5,500

Pre-Approval Policies and Procedures

Currently, we do not have a separately designed Audit Committee. Instead, our entire board of directors performs those functions. Accordingly, our board of directors was response for pre-approving all services provided by our independent registered public accounting firm. The above fees were reviewed and approved by our board of directors before the services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Our financial statements are listed in the index under Item 8 of this document; and

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

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

*Filed herewith

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blubuzzard, Inc.

By: /s/ James Xilas

James Xilas

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and a Director

(Principal Executive Officer)

Dated: July 13, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Xilas

James Xilas

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and a Director

Dated: July 13, 2020