Form 10-Q
period 2020-03-31
Blubuzzard, Inc.
filed 2020-11-25
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-56019

BLUBUZZARD, INC.

------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

DELAWARE	83-3740469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Douglas Avenue

Dunedin, Florida 34698

-----------------------------------------------------------

(Mailing Address)

(727) 424-3277

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

729,483,160 shares of common stock, $0.001 par value, outstanding as of November 25, 2020.

5,000 shares of preferred stock, $0.001 par value, outstanding as of November 25, 2020.

BLUBUZZARD. INC. FKA

Fast Lane HOLDINGS, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I Financial Information

Item 1 Financial Statements

Blubuzzard, Inc. FKA

Fast Lane Holdings, Inc.

Balance Sheet

	As of March 31, 2020 (Unaudited)	As of December 31, 2019 (Audited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$8,268	$8,750
Loan from related party	10,545	350
Total current liabilities	18,813	9,100
TOTAL LIABILITIES	$18,813	$9,100

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of March 31, 2020 and December 31, 2019)	5	5
Common stock ($.001 par value, 5,000,000,000 shares authorized, 729,483,160 issued and outstanding as of March 31, 2020 and December 31, 2019)	729,483	729,483
Additional paid in capital	(717,511)	(717,511)
Accumulated deficit	(30,791)	(21,077)
Total Stockholders' deficit	(18,813)	(9,100)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Blubuzzard, Inc. FKA

Fast Lane Holdings, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Operating expenses

General and administrative expenses	$9,713	$997
Total operating expenses	9,713	997

Net loss	$(9,713)	$(997)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	729,483,160	72,948,316

The accompanying notes are an integral part of these unaudited financial statements.

Blubuzzard, Inc. FKA Fast Lane Holdings, Inc. Statement of Changes in Stockholders' Deficit For the period from December 31, 2019 to March 31, 2020 (Unaudited)

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2019	5,000	$5	729,438,160	$729,483	$(717,511)	$(21,077)	$(9,100)
Net loss	-	-	-	-	-	(9,713)	(9,713)
Balances, March 31, 2020	5,000	$5	729,483,160	$729,483	$(717,511)	$(30,791)	$(18,813)

Blubuzzard, Inc. FKA Fast Lane Holdings, Inc. Statement of Changes in Stockholders' Deficit For the period from December 31, 2018 to March 31, 2019 (Unaudited)

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

Blubuzzard, Inc. FKA

Fast Lane Holdings, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,713)	$(997)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	(482)	(5,250)
Net cash used in operating activities	(10,195)	(6,247)
CASH FLOW FROM FINANCING ACTIVITIES
Expenses contributed to capital	$-	$6,247
Loan from related party	10,195	-
Net cash provided by financing activities	10,195	6,247

Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents at beginning of year:	-	-
Cash and cash equivalents at end of year:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Blubuzzard, Inc. FKA Fast Lane Holdings, Inc.

Notes to Unaudited Financial Statements

Note 1 – Organization and Description of Business

Blubuzzard, Inc. (we, us, our, or the "Company") was incorporated on December 6, 2018 in the State of Delaware. The Company was created for the sole purpose of participating in a Delaware holding company reorganization with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holding, Inc. and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc. pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”).

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of March 31, 2020, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2020 and December 31, 2019 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2020 and December 31, 2019.

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

The Company does not have any potentially dilutive instruments as of March 31, 2020 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of March 31, 2020.

The Company’s stock-based compensation for the periods ended March 31, 2020 and December 31, 2019 was $0 for both periods.

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

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2020, the Company has incurred a net loss of approximately $30,791 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $6,466 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2020.

Note 6 – Accrued Expenses

Accrued expenses totaled $8,268 as of March 31, 2020 and $8,750 as of December 31, 2019 and consisted primarily of professional fees for both periods.

Note 7 – Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000 shares of Series “A” convertible Preferred Stock issued and outstanding as of March 31, 2020 and December 31, 2019.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.001. There were 729,483,160 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019.

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

Note 8 – Related-Party Transactions

Loan from Related Party

During the three months ended March 31, 2020, our sole director paid expenses totaling 10,195. This loan is noninterest-bearing, unsecured and payable on demand.

During the year ended December 31, 2019, our sole director paid expenses totaling $350. This loan is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 – Subsequent Events

Subsequent to March 31, 2020, our sole director paid expenses totaling approximately $26,000. These payments are considered loans to the company and were primarily for professional fees, website development and advertising for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Financial Statements and notes thereto and our Registration Statement on Form 10-12G, which contains audited Financial Statements and notes thereto for the period ended December 31, 2019. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Corporate History

Blubuzzard, Inc. (we, us, our, or the "Company") was incorporated on December 6, 2018 in the State of Delaware. The Company was created for the sole purpose of participating in a Delaware holding company reorganization pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”) with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holdings, Inc.; and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc. .

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of March 31, 2020, the Company had not yet commenced any operations.

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of March 31, 2020, the Company had not yet commenced any substantive operations.

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

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of March 31, 2020, the Company had no assets. The Company’s current liabilities as March 31, 2020 totaled $18.813, which consisted of accrued expenses and a loan from a related party.

The Company had no cash flows from operating activities for the three months ended March 31, 2020. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any substantive operations since inception. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

For the three months ended March 31, 2020, the Company had a net loss of $9,713, which consisted of general and administrative expenses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, James Xilas, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, James Xilas, concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2020.

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

Chances in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLUBUZZARD, INC.

Date: November 25, 2020	By:	/s/ James Xilas
James Xilas
Chief Executive Officer, and Chief Financial Officer

