Form 10-K
period 2021-12-31
Blubuzzard, Inc.
filed 2022-04-12
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56019

Blubuzzard, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3740469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Douglas Avenue Dunedin, Florida	34698
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None; Shares are however quoted on the OTC Markets Group Inc’s Pink® Open Market.

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

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

[X] Yes [  ] No

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $129,483 based on par value per share ($0.001), of the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

729,483,160 shares of common stock, $0.001 par value, issued and outstanding as of April 12, 2022

5,000 shares of preferred stock, $0.001 par value, issued and outstanding as of April 12, 2022.

Blubuzzard, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” “the Registrant,” the “Company,” and “Blubuzzard” are synonymous with Blubuzzard, Inc., unless otherwise indicated.

PART I

Item 1. Business.

(a) Business Development

Blubuzzard, Inc., FKA Fast Lane Holdings, Inc., was incorporated on December 6, 2018 in the State of Delaware. The Company was created for the sole purpose of participating in a Delaware holding company reorganization pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”) with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holdings, Inc., and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc.

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

On October 21, 2019, Giant Consulting Services, LLC, the largest controlling shareholder of Fast Lane Holdings, Inc., consummated a sale of 60,000,000 shares of our restricted common stock and 2,550 shares of preferred stock to Lykato Group, LLC, an accredited investor for a purchase price of $325,000. Following the closing of the share purchase transaction, Lykato Group, LLC gained ownership of approximately 82.25% interest in the issued and outstanding shares of our common stock. Lykato Group, LLC, which is owned and controlled by James Xilas, is currently our largest controlling shareholder.

On October 21, 2019, Mr. Paul Moody resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. Since or about 2002, Mr. Xilas has been an individual investor in the securities markets, including various micro and small cap companies, and real estate market. From May 2004 to December 2006, Mr. Xilas owned and operated a small boutique broker-dealer in Florida and Pennsylvania, Salix Capital Securities Corp., where he held the Series 4, 7, 24, 27, and 63 securities licenses.

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

On June 4, 2021, the Company terminated its registration by filing Form 15. This operated to immediately cease the Company’s on-going requirement to file periodic and current reports. However, this did not remove our obligation to file all previous delinquent reports under Section 13 (a) of the Exchange Act of 1934. Our additional reporting responsibilities were terminated on September 2, 2021, 90 days after the filing of Form 15. We did not file all required periodic reports during the time that we had a Section 13 (a) obligation. The specific reports that were missing when we filed Form 15 were the quarterly periods ending September 30, 2020, June 30, 2020, annual report for the period ending December 31, 2020 and the quarterly report for the period ending March 31, 2021. The Company believes there was no material impact on investors from the time the Company became delinquent in filing periodic reports. The reason being is that the Company had no operations or revenue during the delinquency period. Moreover, the financial statements and notes included in the Form 10-12G filed on September 21, 2021 contains all material information that would have been disclosed in separate quarterly reports on Form 10-Q for the quarterly periods ending September 30th and June 30th of 2020 and is consistent with Section 1320.4 of the Division’s Financial Reporting Manual.

Our common stock was quoted and traded on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) until September 27, 2021. On September 28, 2021, our common stock ceased to be quoted on the OTC Market and was shifted to the Expert Market. The OTC Markets Group operates the Expert Market as a separate market tier.

In September 2020, the SEC amended Exchange Act Rule 15c2-11, which primarily governs a broker’s ability to submit or publish quotations for securities that trade on the over-the-counter (OTC) markets. In essence, Rule 15c2-11 prohibits dealers from publishing quotations for OTC securities to quotation mediums without first reviewing certain issuer financial information and ensuring that information is current and publicly available before quoting that security.

Under the amended Rule 15c2-11 (the “Amended Rule”), which took effect on September 28, 2021, (the “Effective Time”) current information about an issuer must be publicly available in order for an issuer’s security to become quoted initially, and remain quoted, on one of the public markets operated by the OTC Markets Group.

The Company filed a Form 10 registration statement on July 7, 2021 that included financial statements and Notes with the Commission conforming to Regulation S-X. The Company’s management decided that a new Form 10 registration statement would be the most expeditious way to become current in its reporting requirements rather than filing the delinquent reports because of the effective date of the Amended Rule. We withdrew the foregoing registration statement on August 31, 2021. We subsequently filed a Form 10 registration statement on September 21, 2021. The registration statement became effective 60 days thereafter by means of automatic effectiveness and the most recent, and final amendment to the registration statement was filed with the Securities and Exchange Commission on December 13, 2021. The Securities and Exchange Commission cleared any pending comments on December 27, 2021.

Following the automatic effectiveness of the aforementioned Form 10-12G the Company’s common stock resumed quotation via the over-the-counter marketplace (the “OTC Markets”) Pink Open® Market (the “Pink Market”).

Subsequent to the above, the Company failed to timely file its Form 10-K (this Annual Report) and was again shifted back to the Expert Market. The Company expects that, following the filing of this Annual Report with the Securities and Exchange Commission, it will again resume quotation via the over-the-counter marketplace (the “OTC Markets”) Pink Open® Market (the “Pink Market”).

Additional Disclosure

It should be noted that the Company previously attempted to start a fintech business and made public statements through stand-alone press releases in 2020 to give away a nominally valued digital asset indirectly related to the price of silver in exchange for opening an account. The Company previously intended “to digitize silver” but has subsequently abandoned the fintech business and these efforts. Blubuzzard, Inc. nor BluBuzzard Advisors ever sold or purchased any “nuggets”, “buzCoins” and/or any other digital asset whose value purportedly related to the value of silver, and no customer ever received the same. BluBuzzard Advisors is registered with the Florida Division of Securities. It has not conducted any business or solicited any clients. It has no clients, no assets under management; and relatedly, no costs or fees related to providing such services. Blu Nugget, LLC did not have a role in the abandoned offering of digital assets by BluBuzzard or BluBuzzard Advisors. Mr. Xilas is the authorized and sole member (AMBR) as well as the Registered Agent of Blu Nugget LLC.

The Company’s business plan was promptly abandoned and the Company and Blubuzzard Advisors never sold or purchased any “nuggets”, “buzCoins” and or any other digital asset whose value purportedly related to the value of silver. No customer ever received the same or sent in any money to acquire a “nugget” nor was an offer to sell a “nugget” ever solicited. Therefore, the Company believes the press releases by their terms did not constitute an invitation to sell or an offer to buy any securities within the meaning of Section 2(3) of the Securities Act regardless of certain language in the press releases. Simply stated, it does not appear that any sale or offering of anything “for value” as required by Section 2(a)(3) occurred since no money or other type of consideration was exchanged or solicited for any “nuggets”, “BuzCoins” or any other digital asset whose value purportedly related to the value of silver. However, if the Company’s understanding is later determined to be incorrect, then the SEC could initiate proceedings against the company and any person that sold or solicited what could deemed to be securities in violation of Section 5 of the 1933 Securities Act that states as follows:

Section 5(a) of the Securities Act states that unless a registration statement is in effect as to a security, it shall be unlawful for any person, directly or indirectly, to make use of any means or instruments of transportation or communication in interstate commerce or of the mails to sell such security through the use or medium of any prospectus or otherwise; or to carry or cause to be carried through the mails or in interstate commerce, by any means or instruments of transportation, any such security for the purpose of sale or for delivery after sale.

Section 5(c) of the Securities Act states that it shall be unlawful for any person, directly or indirectly, to make use of any means or instruments of transportation or communication in interstate commerce or of the mails to offer to sell or offer to buy through the use or medium of any prospectus or otherwise any security, unless a registration statement has been filed as to such security.

In addition, if the Company’s understanding is determined to be incorrect, any person found to have unintentionally or otherwise offered or sold a security in violation of the registration requirements of Section 5 of the Securities Act could be subject to potential civil liability.

Remedies for such a violation can be found under Section 12(a)(1) of the Securities Act and include the obligation to return to any purchaser the amount paid for the unregistered securities plus interest.

We use the commercial office space owned by our director at no cost.

The Company has been engaged in organizational efforts and obtaining initial financing. The Company seeks to serve as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).

(b) Business Summary

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51)-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity.

The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company current business plan is to serve as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The company may merge with or acquire another company in which the promoters, management, or promoters’ or managements’ affiliates or associates, directly or indirectly, have an ownership interest.

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the Edgar data base, especially if the operating company has not invested in filing software to streamline the process, which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become SEC reporting. The reason being is that some investors desire to have an exit strategy and a reverse merger with a Form 10 shell is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the company will be required to file a Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination.

We anticipate that our controlling shareholder will receive cash for the sale of its shares plus a minority equity stake in the post-merger company. We anticipate the Company will get a new director, new business plan of an operating company and fresh capital to pay expenses. A business combination would help us grow and cease to be a shell company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, James Xilas, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and,

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Additionally, Blubuzzard, Inc. will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be a merger or acquisition candidate for Blubuzzard, Inc. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Blubuzzard, Inc. and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Blubuzzard, Inc. will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Security holders who received securities from us when we became a shell company are considered underwriters in connection with any resale of those securities until one year from the date Form 10 information has publicly filed, as specified in Rule 144(i). Shares of our common stock which are not registered with the Securities and Exchange Commission, but are currently held by shareholders, cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) so long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company,” provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

If the Company engages in a registration statement offering our securities for sale as a blank check company or with a company that would still be considered a shell company or blank check company, our securities will require registration subject to Rule 419. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Should we file a registration statement offering of our securities for sale before we complete a business combination with an operating company, the Company would be considered a blank check company within the meaning of Rule 419 and any sales of the stock issued in the offering would require a registration under the Securities Act of 1933, as amended, furthermore, the registered securities and the proceeds from an offering subject to Rule 419 require the following:

a)	Deposit and investment of proceeds

All offering proceeds, after deduction of cash paid for underwriting commissions, underwriting expenses and dealer allowances, and amounts permitted to be released to the registrant shall be deposited promptly into the escrow or trust account; provided, however, that no deduction may be made for underwriting commissions, underwriting expenses or dealer allowances payable to an affiliate of the registrant.

b)	Deposit of securities

All securities issued in connection with the offering, whether or not for cash consideration, and any other securities issued with respect to such securities, including securities issued with respect to stock splits, stock dividends, or similar rights, shall be deposited directly into the escrow or trust account promptly upon issuance. The identity of the purchaser of the securities shall be included on the stock certificates or other documents evidencing such securities.

c)	Release of deposited and funds securities

Post-effective amendment for acquisition agreement. Upon execution of an agreement(s) for the acquisition(s) of a business(es) or assets that will constitute the business (or a line of business) of the registrant and for which the fair value of the business(es) or net assets to be acquired represents at least 80 percent of the maximum offering proceeds, including proceeds received or to be received upon the exercise or conversion of any securities offered, but excluding amounts payable to non-affiliates for underwriting commissions, underwriting expenses, and dealer allowances, the registrant shall file a post-effective amendment disclosing the entire transaction.

Mr. Xilas, our sole officer and director, who is also our controlling shareholder via Lykato Group, LLC, has no intentions of engaging in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in the Company no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholder will require compliance with the registration requirements under the Securities Act of 1933, as amended.

Furthermore, if we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. In addition, if we enter into a transaction with a company that would still be considered a shell company or blank check company, the exemption from registration available from Rule 144, for the resales of our securities by our shareholders, would not be available to us.

In addition, the ability to register or qualify for sale any shares of stock for both initial sale and secondary trading would be limited because a number of states have enacted regulations pursuant to their securities or "blue-sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, if any, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the shares have been registered thus limiting the issuers ability to complete this offering.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 10% or less of the total issued and outstanding shares of the surviving entity.

Our management anticipates that we will likely be able to affect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our managements plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

We anticipate difficulty in obtaining financing from other sources since we have no income and zero cash reserves. We are presently reliant on capital contributions towards expenses from our sole officer and director, James Xilas. Our sole officer and director has not guaranteed that he will continue to support our capital needs. Therefore, we may not have the ability to continue as a going concern.

In addition, depending upon the transaction, the Registrants current stockholders may be substantially diluted, potentially to less than 10% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

The Company anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder approval.

Under Delaware law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is approved by Board action alone, by written consent or by holding a stockholders' meeting, the Company will provide to its stockholders’ complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate such cost to be approximately $15,000. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management, which consists of one person, our sole officer and director, Mr. James Xilas. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Furthermore, the analysis of new business opportunities will be undertaken by, or under the supervision of, James Xilas, the sole officer and director of the Company, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Xilas and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company’s ability to identify and consummate a successful business combination. There is no guarantee that Mr. Xilas will be able to identify a business combination target that is suitable for the Company. James Xilas, the sole officer and director of the company, may hire third parties to conduct an analysis for a target company or any other business opportunities.

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)	The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,070,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;
(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;
(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or
(d) the date on which such issuer is deemed to be a large accelerated filer, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted and traded on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) until September 27, 2021. On September 28, 2021, our common stock ceased to be quoted on the OTC Market and was shifted to the Expert Market. The OTC Markets Group operates the Expert Market as a separate market tier. Our common stock regained quotation in the Pink Open® Market (the “Pink Market”) on or about November 23, 2021. Recently, on or about April 4, 2022, as a result of the late filing of this Form 10-K, we were again shifted back to the Expert Market. We believe that following the filing of this Annual Report with the Securities and Exchange Commission, we will again resume quotation via the over-the-counter marketplace (the “OTC Markets”) Pink Open® Market (the “Pink Market”).

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. for our last two fiscal years and at December 31, 2021. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2021	$0.025	$0.0001
September 30, 2021	$0.0011	$0.0011
December 31, 2020	$0.0379	$0.0025
September 30, 2020	$.019	$.0041
June 30, 2020	$0.139	$0.0082
March 31, 2020	$0.25	$0.008
December 31, 2019	$0.42	$0.141
September 31, 2019	$0.021	$0.0081
June 30, 2019	$0.022	$0.0081

On September 27, 2021, the closing bid price of our common stock as reported by the OTC Markets Group Inc. was $0.0011 per share.

Holders

As of the date of this Annual Report, we have 729,483,160 shares of common stock, $0.001 par value, issued and outstanding and 5,000 shares of Series A preferred stock, $0.001 par value, issued and outstanding.

We have approximately 32 stockholders of record.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are currently investigating and, if such investigation warrants, looking to acquire or merge with a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company (EGC) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies section above). Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The risks we may face if the target business we may intend to merge with is financially unstable include but are not limited to difficulty in achieving future financing, continuing operations, bankruptcy, litigation, and increasing business operations on a limited or no budget.

We the registrant will not pay a cash finder’s fee for the consummation of any business acquisition the Company makes pursuant to its current business plan. Additionally, at this time we do not plan to issue securities as a finder’s fee.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

At this time, we are entirely reliant upon cash contributions made by our sole officer and director to pay for any and all expenses.

During the next 12 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $5,000; and

(ii) costs relating to consummating an acquisition in the amount of approximately $10,000 to pay for legal fees and audit fees.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. James Xilas, our sole officer and director, or other shareholders. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with our sole officer and director, Mr. James Xilas, or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Xilas, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

We have negative working capital, a stockholder deficit, and have no source of revenues. These conditions raise substantial doubt about our ability to continue as a going concern. Going forward, we will be devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, we offer owners of target businesses the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means. Nevertheless, upon affecting an acquisition or merger with us, there will be costs and time required by the target business to provide comprehensive business and financial disclosure, such as the terms of the transaction and a description of the business and management of the target business, among other things, and will include audited consolidated financial statements of the Company giving effect to the business combination, as part of a filing on Form 8-K.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely be able to affect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our managements plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Current economic and financial conditions are volatile and affect the selection of a business combination and increase the complex ability of the Company’s goals. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slowdown. We cannot accurately predict how long these current economic conditions will persist; whether the economy will deteriorate further and how we will be affected.

Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, our management believes that there are the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We intend to search for a target business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, financial advisors and similar persons, accounting firms and attorneys notwithstanding us contacting any business directly. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. However, there is no assurance that we will locate a target company for a business combination.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2021 and December 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2021 and December 31, 2020.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Blubuzzard, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 5041)	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F8

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blubuzzard, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blubuzzard, Inc. (formerly Fast Lane Holdings, Inc.) as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

April 12, 2022

- F2 -

Blubuzzard, Inc.

Balance Sheet

	As of December 31, 2021	As of December 31, 2020
ASSETS
CURRENT ASSETS
Bank accounts	$-	$82
Total current assets	-	82
TOTAL ASSETS	$-	$82

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$1,200	$8,968
Loan from related party	86,537	40,582
Total current liabilities	87,737	49,550
TOTAL LIABILITIES	$87,537	$49,550

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of December 31, 2021 and December 31, 2020)	5	5
Common stock ($.001 par value, 5,000,000,000 shares authorized, 729,483,160 issued and outstanding as of December 31, 2021 and December 31, 2020)	729,483	729,483

Additional paid in capital	(717,511)	(717,511)

Accumulated deficit	(99,715)	(61,445)
Total Stockholders' deficit	(87,737)	(49,468)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$82

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Blubuzzard Inc.

Statements of Operations

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Operating expenses
General and administrative expenses	$38,269	$40,368
Total operating expenses	38,269	40,368
Net loss	$(38,269)	$(40,368)
Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	729,483,160	729,483,160

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For the period from December 6, 2018 (date of inception) to December 31, 2021

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Date of Inception, December 6, 2018	-	$-	$-	$-	$-	$-	$-

Shares issued in Reorganization	5,000	5	72,948,316	72,948	(72,953)	-	-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	305	-	305
Net loss	-	-	-	-	-	(5,855)	(5,855)
Balances, December 31, 2018	5,000	$5	72,948,316	$72,948	$(72,648)	$(5,855)	$(5,550)
Stock split	-	-	656,534,844	656,535	(656,535)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	11,672	-	11,672
Net loss	-	-	-	-	-	(15,222)	(15,222)
Balances, December 31, 2019	5,000	$5	729,483,160	$729,483	$(717,511)	$(21,077)	$(9,100)
Net loss	-	-	-	-	-	(40,368)	(40,368)
Balances, December 31, 2020	5,000	$-	729,483,160	$729,483	$(717,511)	$(61,445)	$(49,468)
Net loss	-	-	-	-	-	(38,269)	(38,269)
Balances, December 31, 2021	5,000	$5	729,483,160	$729,483	$(717,511)	$(99,715)	$(87,737)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Blubuzzard, Inc.

Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,269)	$(40,368)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	(7,768)	218
Net cash used in operating activities	(46,037)	(40,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$45,955	$40,232
Net cash provided by financing activities	45,955	40,232

Net Change in Cash and Cash equivalents	(82)	82
Cash and cash equivalents at beginning of year:	82	-
Cash and cash equivalents at end of year:	$-	$82

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

- F6 -

Blubuzzard, Inc.

Notes to the Audited Financial Statements

Note 1 - Organization and Description of Business

Blubuzzard, Inc. (we, us, our, or the "Company") was incorporated on December 6, 2018 in the State of Delaware with the name Fast Lane Holdings, Inc. The Company was created for the sole purpose of participating in a Delaware holding company reorganization with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holding, Inc. and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc. pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”).

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

On October 21, 2019, Giant Consulting Services, LLC, the largest controlling shareholder of Fast Lane Holdings, Inc., consummated a sale of 60,000,000 shares of our restricted common stock and 2,550 shares of preferred stock to Lykato Group, LLC, an accredited investor. Following the closing of the share purchase transaction, Lykato Group, LLC owns approximately 82.25% interest in the issued and outstanding shares of our common stock. Lykato Group, LLC is now the largest controlling shareholder of the Company.

On October 21, 2019, Mr. Paul Moody resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 21, 2019, Mr. James Xilas was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director and our name was changed to Blubuzzard, Inc.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2021, the Company had not yet commenced any operations.

The Company has elected December 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2021 and December 31, 2020 were $0 and $82, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2021 and December 31, 2020.

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

The Company does not have any potentially dilutive instruments as of December 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2021.

The Company’s stock-based compensation for the periods ended December 31, 2021 and December 31, 2020 was $0 for both periods.

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

Note 3 - Going Concern

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2021, the Company has incurred a net loss of approximately $99,715 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $20,940 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2021.

Note 6 - Accrued Expenses

Accrued expenses totaled $1,200 as of December 31, 2021 and $8,968 as of December 31, 2020 and consisted primarily of professional fees for both periods.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000 shares of Series “A” convertible Preferred Stock issued and outstanding as of December 31, 2021 and December 31, 2020.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.001. There were 729,483,160 shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020.

Note 8 - Related-Party Transactions

Loan from Related Party

During the year ended December 31, 2021, our sole director paid expenses totaling $45,955. This loan is noninterest-bearing, unsecured and payable on demand.

During the year ended December 31, 2020, our sole director paid expenses totaling $40,232. This loan is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 - Subsequent Events

Subsequent to December 31, 2021, our sole director paid expenses totaling approximately $1,426. These payments are considered loans to the company and were primarily for professional fees and website development for the Company.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, which at this time consists solely of our officer and director, James Xilas.

As of December 31, 2021, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Xilas, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Xilas concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2021 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of December 31, 2021.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we intend to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

James Xilas	60	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

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

James Xilas, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

Mr. Xilas graduated from West Virginia University in 1989 with a Bachelor of Arts with a concentration in mathematics and sciences. Mr. Xilas was also a member of the Golden Key National Honor Society and a Sphinx Senior Honorary. Beginning in 2002, Mr. Xilas has been an investor in the securities markets, including various micro and small cap companies. From May 2004 to December 2006, Mr. Xilas owned and operated a small boutique broker-dealer in Florida and Pennsylvania, Salix Capital Securities Corp., where he held the Series 4, 7, 24, 27, and 63 securities licenses. Beginning in 2014, Mr. Xilas began trading currencies and cryptocurrencies for his own account while continuously being an investor in the securities markets and real estate market. . In September 2018, Mr. Xilas began an affiliation with Epic Corporation, a Colorado corporation, as an officer and director. Epic Corporation was attempting to develop a methodology that created a usable digital currency enabling consumers to purchase basic products and services. During Mr. Xilas’ tenure, the office was moved to Florida where Mr. Xilas was responsible for determining and implementing strategies. In February of 2019, Mr. Xilas resigned his positions from Epic Corporation. On December 11, 2019 Mr. Xilas was appointed sole officer and director of Sigmata Electronics, Inc., an electronics start-up seeking opportunities for its patent on a self-muting audio connector. Mr. Xilas still holds his position(s) with Sigmata Electronics, Inc. Mr. Xilas is also the authorized and sole member as well as the Registered Agent of Blu Nugget LLC.

Committees of the Board

We currently do not have nominating, compensation, or audit committees, or committees performing similar functions, nor do we have a written nominating, compensation, or audit committee charter. Our board of director(s) believes that it is not necessary to have such committees given our current size and the limited scope of our business. Currently, our board of director(s) is performing the functions of such committees.

In lieu of an Audit Committee, our board of director(s) is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Our board of director(s), our Chief Executive Officer, and our Chief Financial Officer, all of whom are James Xilas, review our internal accounting controls, practices, and policies.

Audit Committee Financial Expert

Our board of director(s) has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K . We believe that given our current size and the limited scope of our business, retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome. We will consider establishing an Audit Committee, and identifying an individual to serve as an independent director and as the audit committee financial expert when so required.

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

Nomination of Directors

As of April 12, 2022, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2021.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended December 31, 2020 and or December 31, 2021; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2020 and or December 31, 2021; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended December 31, 2020 and or December 31, 2021.

Name and principal position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Xilas, President, CEO, CFO, Treasurer, and Director	2020	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended December 31, 2021.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended December 31, 2021, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 12, 2022, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address	Amount and Nature of Beneficial Ownership (Common Stock) (1)	Percentage of Class (1)

James Xilas (2) 1830 Oak Creek Drive, Dunedin, Florida, 34698	600,000,000 (3)	82.25%

Executive Officers and Directors	600,000,000	82.25%

Lykato Group, LLC (4) 1830 Oak Creek Drive, Dunedin, Florida, 34698	600,000,000	82.25%
_________________________________________

(1) Applicable percentage of ownership is based on 729,483,160 shares of common stock outstanding as of April 12, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of April 12, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) James Xilas serves as Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director of the Company.

(3) Consists of 600,000,000 shares of our common stock held by Lykato Group, LLC, an entity over which Mr. Xilas has complete dispositive and voting authority.

(4) James Xilas is the sole member of Lykato Group, LLC.

We have 5,000 shares of Series A preferred stock, $0.001 par value, issued and outstanding as of April 12, 2022. Of these 5,000 shares of Series A preferred stock 2,550 are owned and controlled by Lykato Group, LLC. Each share of Convertible Series A preferred stock has no voting rights and may be converted into one share of common stock.

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

Additional information

Blubuzzard, Inc., FKA Fast Lane Holdings, Inc., was created for the sole purpose of participating in a Delaware holding company reorganization pursuant to Section 251(g) of the General Corporation Law of the state of Delaware, (the “DGCL”) with Giant Motorsports Delaware Inc. (“GMOS Delaware”), a Delaware corporation incorporated on December 6, 2018 and parent company of Fast Lane Holdings, Inc.; and Giant Motorsports Merger Sub, Inc., a Delaware corporation incorporated on December 6, 2018 and a wholly owned subsidiary of Fast Lane Holdings, Inc.

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

 Mr. Xilas has no present or former affiliation with Mr. Jeffrey DeNunzio or Mr. Paul Moody.

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

During the year ended December 31, 2020, our sole director paid expenses totaling 40,232. This loan is noninterest-bearing, unsecured and payable on demand.

During the year ended December 31, 2021, our sole director paid expenses totaling $45,955. This loan is noninterest-bearing, unsecured and payable on demand.

Subsequent to December 31, 2021, our sole director paid expenses totaling approximately $1,426. These payments are considered loans to the company and were primarily for professional fees and website development for the Company.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended December 31, 2021, and December 31, 2020 respectively.

		2021	2020
Audit and review fees	BF Borgers CPA PC	$1,500	$5,000
Audit-related fees		1,200	1,200
Tax fees		-	-
All other fees		-	-

Total		$2,700	$6,200

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on April 24, 2019, and is incorporated herein by reference thereto (1)

3.12	Amendment to our Certificate of Incorporation, which was filed as Exhibit 3.1 to our Form 8-K filed with the Securities And Exchange Commission on January 9, 2020, and is incorporated herein by reference thereto (1)

3.2	Bylaws (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

(1) Incorporated by reference.

(*) Filed herewith

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blubuzzard, Inc.

By: /s/ James Xilas

James Xilas

Chief Executive Officer and Chief Financial Officer,

(Principal Executive Officer and Principal Financial Officer)

Dated: April 12, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Xilas

James Xilas

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and Director

Dated: April 12, 2022