Form 10-Q
period 2022-03-31
Blubuzzard, Inc.
filed 2022-06-01
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56019

Blubuzzard, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3740469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Douglas Avenue Dunedin, Florida	34698
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 1, 2022:

729,483,160 shares of common stock, $0.001 par value, issued and outstanding as of June 1, 2022

5,000 shares of preferred stock, $0.001 par value, issued and outstanding as of June 1, 2022.

Blubuzzard, Inc.

INDEX

PART I- FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Balance Sheet at March 31, 2022 (unaudited) and December 31, 2021		F1

Statement of Operations for the Three Months Ended March 31, 2022 and March 31, 2021 (unaudited)		F2

Statement of Changes in Stockholders’ Equity for the period from December 31, 2021 to March 31, 2022 (Unaudited) and for the period from December 31, 2020 to March 31, 2021 (Unaudited)		F3

Statement of Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021 (unaudited)		F4

Notes to the Unaudited Financial Statements		F5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	4

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	4

ITEM 4	MINE SAFETY DISCLOSURES	4

ITEM 5	OTHER INFORMATION	4

ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Blubuzzard, Inc.

BALANCE SHEET

	As of March 31, 2022 (Unaudited)	As of December 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$800	$1,200
Loan from related party	98,229	86,537
Total current liabilities	99,029	87,737
TOTAL LIABILITIES	$99,029	$87,737

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of March 31, 2022 and December 31, 2021)	5	5
Common stock ($.001 par value, 5,000,000,000 shares authorized, 729,483,160 issued and outstanding as of March 31, 2022 and December 31, 2021)	729,483	729,483
Additional paid in capital	(717,511)	(717,511)
Accumulated deficit	(111,007)	(99,715)
Total Stockholders' deficit	(99,029)	(87,737)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$82

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Blubuzzard, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Operating expenses
General and administrative expenses	$11,292	$1,279
Total operating expenses	11,292	1,279
Net loss	$(11,292)	(1,279)
Basic and Diluted net loss per common share	$(0.00)	(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	729,483,160	729,483,160

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For the period from December 31, 2021 to March 31, 2022

(Unaudited)

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital		Accumulated Deficit	Total

Balances, December 31, 2021	5,000	$5	729,483,160	$729,483	$(717,511)		$(99,715)	$(87,737)
Net loss	-	-	-	-	-	-	(11,292)	$(11,292)
Balances, March 31, 2022	5,000	$5	729,483,160	$729,483	$(717,511)		$(111,007)	$(99,029)

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For the period from December 31, 2020 to March 31, 2021

(Unaudited)

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2020	5,000	$5	729,438,160	$729,483	$(717,511)	$(61,445)	$(49,468)
Net loss	-	-	-	-	-	(1,279)	(1,279)
Balances, March 31, 2021	5,000	$5	729,483,160	$729,483	$(717,511)	$(62,724)	$(50,746)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Blubuzzard, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,292)	$(1,279)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	(400)	600
Net cash used in operating activities	(11,692)	(679)

CASH FLOW FROM FINANCING ACTIVITIES
Loan from related party	$11,692	$670
Net cash provided by financing activities	11,692	670

Net Change in Cash and Cash equivalents	-	(9)
Cash and cash equivalents at beginning of year:	-	82
Cash and cash equivalents at end of year:	$-	$73

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

Blubuzzard, Inc.

Notes to Unaudited Financial Statements

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of March 31, 2022, the Company had not yet commenced any operations.

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

-F5-

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2022 and December 31, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2022 and December 31, 2021.

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

The Company does not have any potentially dilutive instruments as of March 31, 2022 and, thus, anti-dilution issues are not applicable.

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

-F6-

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of March 31, 2022.

The Company’s stock-based compensation for the periods ended March 31, 2022 and March 31, 2021 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2022, the Company has incurred a net loss of approximately $111,007 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $23,311 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2022.

Note 6 - Accrued Expenses

Accrued expenses totaled $800 as of March 31, 2022 and $1,200 as of December 31, 2021 and consisted primarily of professional fees for both periods.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000 shares of Series A convertible Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.001. There were 729,483,160 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021.

Note 8 - Related-Party Transactions

Loan from Related Party

During the period ended March 31, 2022, our sole director paid expenses totaling $11,692. This loan is noninterest-bearing, unsecured and payable on demand.

During the year ended December 31, 2021, our sole director paid expenses totaling $45,955. This loan is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 - Subsequent Events

Subsequent to March 31, 2022, our sole director paid expenses totaling approximately $10,301. These payments are considered loans to the company and were primarily for professional fees.

-F7-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of Blubuzzard, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

The Company was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51)-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The company may merge with or acquire another company in which the promoters, management, or promoters’ or managements’ affiliates or associates, directly or indirectly, have an ownership interest.

RESULTS OF OPERATIONS

We generated $0 in revenue for the three months ended March 31, 2022 and March 31, 2021. Our operating expenses for the three months ended March 31, 2022 and March 31, 2021 were $11,292 and $1,279, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the three months ended March 31, 2022 and March 31, 2021 were $11,292 and $1,279, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2022.

For future expenses we intend to be funded by our sole officer and director. There is a possibility that our sole officer and director may not loan or provide us any such funds.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2 Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities in the period covered by this report.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 MINE SAFETY DISCLOSURES

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on April 24, 2019, and is incorporated herein by reference thereto (1)

3.12	Amendment to our Certificate of Incorporation, which was filed as Exhibit 3.1 to our Form 8-K filed with the Securities And Exchange Commission on January 9, 2020, and is incorporated herein by reference thereto (1)

3.2	Bylaws (1)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

(1) Incorporated by reference.

(*) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blubuzzard, Inc.

Dated: June 1, 2022

By:	/s/ James Xilas
James Xilas, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer), Director