Form 10-Q
period 2022-06-30
Blubuzzard, Inc.
filed 2022-08-08
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2022:

729,483,160 shares of common stock, $0.001 par value, issued and outstanding as of August 8, 2022

5,000 shares of preferred stock, $0.001 par value, issued and outstanding as of August 8, 2022.

Blubuzzard, Inc.

INDEX

PART I- FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Balance Sheet As of June 30, 2022 (Unaudited) and As of December 31, 2021		F1

Statement of Operations For the Three Months Ended June 30, 2022 (Unaudited), The Three Months Ended June 30, 2021 (Unaudited), The Six Months Ended June 30, 2022 (Unaudited) and For The Six Months Ended June 30, 2021 (Unaudited)		F2

Statement of Changes in Stockholders' Deficit For The Period From December 31, 2021 to June 30, 2022 (Unaudited) and For The Period From December 31, 2020 to June 30, 2021 (Unaudited)		F3

Statement of Cash Flows For The Six Months Ended June 30, 2022 (Unaudited) and For The Six Months Ended June 30, 2021 (Unaudited)		F4

Notes to the Unaudited Financial Statements		F5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	4

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	4

ITEM 4	MINE SAFETY DISCLOSURES	4

ITEM 5	OTHER INFORMATION	4

ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Blubuzzard, Inc.

BALANCE SHEET

	As of June 30, 2022 (Unaudited)	As of December 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$-	$1,200
Loan from related party	112,572	86,537
Total current liabilities	112,572	87,737
TOTAL LIABILITIES	$112,572	$87,737

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of June 30, 2022 and December 31, 2021)	5	5
Common stock ($.001 par value, 5,000,000,000 shares authorized, 729,483,160 issued and outstanding as of June 30, 2022 and December 31, 2021)	729,483	729,483
Additional paid in capital	(717,511)	(717,511)
Accumulated deficit	(124,549)	(99,715)
Total Stockholders' deficit	(112,572)	(87,737)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Blubuzzard, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Operating expenses
General and administrative expenses	$13,543	$6,010	$24,835	$7,288
Total operating expenses	13,543	6,010	24,835	7,288
Net loss	$(13,543)	(6,010)	$(24,835)	$(7,288)
Basic and Diluted net loss per common share	$(0.00)	(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	729,483,160	729,483,160	729,483,160	729,483,160

 The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For The Period From December 31, 2021 to June 30, 2022

(Unaudited)

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2021	5,000	$5	729,483,160	$729,483	$(717,511)	$(99,715)	$(87,737)
Net loss	-	-	-	-	-	(11,292)	(11,292)
Balances, March 31, 2022	5,000	$5	729,483,160	$729,483	$(717,511)	$(111,007)	$(99,029)
Net loss	-	-	-	-	-	(13,543)	(13,543)
Balances, June 30, 2022	5,000	$5	729,483,160	$729,483	$(717,511)	$(124,549)	$(112,572)

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For The Period From December 31, 2020 to June 30, 2021

(Unaudited)

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2020	5,000	$5	729,438,160	$729,483	$(717,511)	$(61,445)	$(49,468)
Net loss	-	-	-	-	-	(1,279)	(1,279)
Balances, March 31, 2021	5,000	$5	729,483,160	$729,483	$(717,511)	$(62,724)	$(50,746)
Net loss	-	-	-	-	-	(6,010)	(6,010)
Balances, June 30, 2021	5,000	$5	729,483,160	$729,483	$(717,511)	$(68,734)	$(56,756)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Blubuzzard, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,835)	$(7,288)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	(1,200)	(6,850)
Net cash used in operating activities	(26,035)	(14,138)

CASH FLOW FROM FINANCING ACTIVITIES
Loan from related party	$26,035	$14,115
Net cash provided by financing activities	26,035	14,115

Net Change in Cash and Cash equivalents	-	(23)
Cash and cash equivalents at beginning of year:	-	82
Cash and cash equivalents at end of year:	$-	$59

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

Blubuzzard, Inc.

Notes to the Unaudited Financial Statements

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of June 30, 2022, the Company had not yet commenced any operations.

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

-F5-

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2022 and December 31, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2022 and December 31, 2021.

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

The Company does not have any potentially dilutive instruments as of June 30, 2022 and, thus, anti-dilution issues are not applicable.

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

-F6-

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2022.

The Company’s stock-based compensation for the periods ended June 30, 2022 and June 30, 2021 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2022, the Company has incurred a net loss of approximately $124,549 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $26,155 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2022.

Note 6 - Accrued Expenses

Accrued expenses totaled $0 as of June 30, 2022 and $1,200 as of December 31, 2021 and consisted primarily of professional fees.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000 shares of Series A convertible Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.001. There were 729,483,160 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021.

Note 8 - Related-Party Transactions

Loan from Related Party

During the period ended June 30, 2022, our sole director paid expenses totaling $26,035. This loan is noninterest-bearing, unsecured and payable on demand.

During the year ended December 31, 2021, our sole director paid expenses totaling $45,955. This loan is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 - Subsequent Events

None.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three and six month periods ended June 30, 2022 and June 30, 2021. Our operating expenses for the six months ended June 30, 2022 and June 30, 2021 were $24,835 and $7,288, respectively. Our operating expenses for the three months ended June 30, 2022 and June 30, 2021 were $13,543 and $6,010, respectively

Operating expenses were solely general and administrative in nature. Our net loss for the six months ended June 30, 2022 and June 30, 2021 were $24,835 and $7,288, respectively. Our net loss for the three months ended June 30, 2022 and June 30, 2021 were $13,543 and $6,010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of June 30, 2022.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 8, 2022

By:	/s/ James Xilas
James Xilas, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer), Director