Form 10-K
period 2022-12-31
Blubuzzard, Inc.
filed 2023-04-03
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

[X] Yes [  ] No

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $517,933 based on the closing price per share (or $0.004), of the registrant’s common stock as reported by OTC Markets Group Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

729,483,160 shares of common stock, $0.001 par value, issued and outstanding as of April 3, 2023

5,000 shares of preferred stock, $0.001 par value, issued and outstanding as of April 3, 2023.

Blubuzzard, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the Edgar data base, especially if the operating company has not invested in filing software to streamline the process, which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become SEC reporting. The reason being is that some investors desire to have an exit strategy and a reverse merger with an existing blank check shell company is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the company will be required to file a Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination.

We anticipate that our controlling shareholder will receive cash for the sale of its shares plus a minority equity stake in the post-merger company. We anticipate the Company will get a new director, new business plan of an operating company and fresh capital to pay expenses. A business combination would help us grow and cease to be a shell company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, James Xilas, our sole officer and director. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

In addition, the ability to register or qualify for sale any shares of stock for both initial sale and secondary trading would be limited because a number of states have enacted regulations pursuant to their securities or "blue-sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, if any, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the shares have been registered thus limiting the issuers ability to complete such an offering.

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

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. for our last two fiscal years and at December 31, 2022. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2022	$0.0066	$0.0003
September 30, 2022	$0.0123	$0.0042
June 30, 2022	$0.015	$0.0004
March 31, 2022	$0.0249	$0.0057
December 31, 2021	$0.025	$0.0001
September 30, 2021	$0.0499	$0.001
June 30, 2021	$0.0296	$0.005
March 31, 2021	$0.0498	$0.001

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2022 and December 31, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2022 and December 31, 2021.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blubuzzard, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

(PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

April 3, 2023

- F2 -

Blubuzzard, Inc.

Balance Sheet

	As of December 31, 2022	As of December 31, 2021
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$-	$1,200
Loan from related party	121,211	86,537
Total current liabilities	121,211	87,737
TOTAL LIABILITIES	$121,211	$87,737

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of December 31, 2022 and December 31, 2021)	5	5
Common stock ($.001 par value, 5,000,000,000 shares authorized, 729,483,160 issued and outstanding as of December 31, 2022 and December 31, 2021)	729,483	729,483
Additional paid in capital	(717,511)	(717,511)
Accumulated deficit	(133,188)	(99,715)
Total Stockholders' deficit	(121,211)	(87,737)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Blubuzzard Inc.

Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating expenses
General and administrative expenses	$33,474	$38,269
Total operating expenses	33,474	38,269
Net loss	$(33,474)	$(38,269)
Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	729,483,160	729,483,160

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For the period from December 31, 2020 to December 31, 2022

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2020	5,000	$5	729,483,160	$729,483	$(717,511)	$(61,445)	$(49,468)
Net loss	-	-	-	-	-	(38,269)	(38,269)
Balances, December 31, 2021	5,000	$5	729,483,160	$729,483	$(717,511)	$(99,715)	$(87,737)
Net loss	-	-	-	-	-	(33,474)	(33,474)
Balances, December 31, 2022	5,000	$5	729,483,160	$729,483	$(717,511)	$(133,188)	(121,211)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Blubuzzard, Inc.

Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,474)	$(38,269)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	(1,200)	(7,768)
Net cash used in operating activities	(34,674)	(46,037)
CASH FLOW FROM FINANCING ACTIVITIES
Loan from related party	$34,674	$45,955
Net cash provided by financing activities	34,674	45,955

Net Change in Cash and Cash equivalents	-	(82)
Cash and cash equivalents at beginning of year:	-	82
Cash and cash equivalents at end of year:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of December 31, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2022 and December 31, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2022 and December 31, 2021.

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

The Company does not have any potentially dilutive instruments as of December 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

- F7 -

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

The Company had no stock-based compensation plans as of December 31, 2022.

The Company’s stock-based compensation for the periods ended December 31, 2022 and December 31, 2021 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2022, the Company has incurred a net loss of approximately $133,188 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $27,970 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2022	2021
Deferred tax asset, generated from net operating loss	$27,970	$20,940
Valuation allowance	(27,970)	(20,940)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2022.

Note 6 - Accrued Expenses

Accrued expenses totaled $0 as of December 31, 2022 and $1,200 as of December 31, 2021 which consisted primarily of professional fees.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000 shares of Series “A” convertible Preferred Stock issued and outstanding as of December 31, 2022 and December 31, 2021.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.001. There were 729,483,160 shares of common stock issued and outstanding as of December 31, 2022 and December 31, 2021.

Note 8 - Related-Party Transactions

Loan from Related Party

During the year ended December 31, 2022, our sole director paid expenses totaling $34,674. This loan is noninterest-bearing, unsecured and payable on demand.

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

As of December 31, 2022, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Xilas, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Xilas concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2022 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

James Xilas	61	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

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

Nomination of Directors

As of April 3, 2023, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2022.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended December 31, 2022 and or December 31, 2021; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2022 and or December 31, 2021; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended December 31, 2022 and or December 31, 2021.

Name and principal position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Xilas, President, CEO, CFO, Treasurer, and Director	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended December 31, 2022.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended December 31, 2022, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 3, 2023, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address	Amount and Nature of Beneficial Ownership (Common Stock) (1)	Percentage of Class (1)

James Xilas (2) 1830 Oak Creek Drive, Dunedin, Florida, 34698	600,000,000 (3)	82.25%

Executive Officers and Directors	600,000,000	82.25%

Lykato Group, LLC (4) 1830 Oak Creek Drive, Dunedin, Florida, 34698	600,000,000	82.25%
_________________________________________

(1) Applicable percentage of ownership is based on 729,483,160 shares of common stock outstanding as of April 3, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of April 3, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) James Xilas serves as Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director of the Company.

(3) Consists of 600,000,000 shares of our common stock held by Lykato Group, LLC, an entity over which Mr. Xilas has complete dispositive and voting authority.

(4) James Xilas is the sole member of Lykato Group, LLC.

We have 5,000 shares of Series A preferred stock, $0.001 par value, issued and outstanding as of April 3, 2023. Of these 5,000 shares of Series A preferred stock 2,550 are owned and controlled by Lykato Group, LLC. Each share of Convertible Series A preferred stock has no voting rights and may be converted into one share of common stock.

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

Loans

During the year ended December 31, 2022, our sole director paid expenses totaling $34,674. This loan is noninterest-bearing, unsecured and payable on demand.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended December 31, 2022, and December 31, 2021 respectively.

		2022	2021
(A) Audit and review fees (A)	BF Borgers CPA PC	$11,100	$10,980
(B) Audit-related fees		3,600	3,300
Tax fees		-	-
All other fees		-	-

Total		$14,700	$14,280

(A) Inclusive of review and audit fees billed by the Company’s PCAOB Auditor.

(B) Inclusive of accounting fees billed by a third party consultant who assists with general accounting services.

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

Dated: April 3, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Xilas

James Xilas

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and Director

Dated: April 3, 2023