Form 10-Q
period 2023-03-31
Blubuzzard, Inc.
filed 2023-07-13
CIK 1765826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 13, 2023:

729,483,160 shares of common stock, $0.001 par value, issued and outstanding as of July 13, 2023

5,000 shares of preferred stock, $0.001 par value, issued and outstanding as of July 13, 2023.

Blubuzzard, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Blubuzzard, Inc.

BALANCE SHEET

	As of March 31, 2023 (Unaudited)	As of December 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$-	$-
Loan from related party	131,523	121,211
Total current liabilities	131,523	121,211
TOTAL LIABILITIES	$131,523	$121,211

STOCKHOLDERS' DEFICIT:

Preferred stock ($0.001 par value, 20,000,000 shares authorized, 5,000 issued and outstanding as of March 31, 2023 and December 31, 2022)	5	5
Common stock ($0.001 par value, 5,000,000,000 shares authorized, 729,483,160 issued and outstanding as of March 31, 2023 and December 31, 2022)	729,483	729,483
Additional paid in capital	(717,511)	(717,511)
Accumulated deficit	(143,500)	(133,188)
Total Stockholders' deficit	(131,523)	(121,211)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Blubuzzard, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Operating expenses
General and administrative expenses	$10,312	$11,292
Total operating expenses	10,312	11,292
Net loss	$(10,312)	$(11,292)
Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	729,483,160	729,483,160

 The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For the period from December 31, 2022 to March 31, 2023

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2022	5,000	$5	729,483,160	$729,483	$(717,511)	$(133,188)	$(121,211)
Net loss	-	-	-	-	-	(10,312)	(10,312)
Balances, March 31, 2023	5,000	$5	729,483,160	$729,483	$(717,511)	$(143,500)	$(131,523)

Blubuzzard, Inc.

Statement of Changes in Stockholders' Deficit

For the period from December 31, 2021 to March 31, 2022

	Preferred Shares (Series A)	Par Value Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2021	5,000	$5	729,483,160	$729,483	$(717,511)	$(99,715)	$(87,737)
Net loss	-	-	-	-	-	(11,292)	(11,292)
Balances, March 31, 2022	5,000	$5	729,483,160	$729,483	$(717,511)	$(111,007)	$(99,029)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Blubuzzard, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,312)	$(11,292)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Changes in operating assets and liabilities
Accrued expenses	-	(400)
Net cash used in operating activities	(10,312)	(11,692)

CASH FLOW FROM FINANCING ACTIVITIES
Loan from related party	$10,312	$11,692
Net cash provided by financing activities	10,312	11,692

Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents at beginning of year:	-	-
Cash and cash equivalents at end of year:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Interest taxes paid	$-	$-

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of March 31, 2023, the Company had not yet commenced any operations.

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

-F5-

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2023 and December 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2023 and December 31, 2022.

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

The Company does not have any potentially dilutive instruments as of March 31, 2023 and, thus, anti-dilution issues are not applicable.

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

-F6-

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of March 31, 2023.

The Company’s stock-based compensation for the periods ended March 31, 2023 and March 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2023, the Company has incurred a net loss of approximately $143,500 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $30,135 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There are 5,000 shares of Series A convertible Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.001. There were 729,483,160 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

Note 7 - Related-Party Transactions

Loan from Related Party

During the period ended March 31, 2023, our sole director paid expenses totaling $10,312. This loan is noninterest-bearing, unsecured and payable on demand. As of March 31, 2023, the amount owed to our director by the Company totaled approximately $131,523.

During the year ended December 31, 2022, our sole director paid expenses totaling $34,674. This loan is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Subsequent to March 31, 2023, our sole director paid expenses on behalf of the Company totaling approximately $7,268. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three month periods ended March 31, 2023 and March 31, 2022. Our operating expenses for the three months ended March 31, 2023 and March 31, 2022 were $10,312 and $11,292, respectively.

Operating expenses were solely general and administrative in nature. Our net loss for the three months ended March 31, 2023 and March 31, 2022 were $10,312 and $11,292, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2023 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2023.

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

Our sole officer and director, James Xilas, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer, James Xilas, concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: July 13, 2023

By:	/s/ James Xilas
James Xilas, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer), Director